Form 10-K
period 1996-12-31
PRUDENTIAL SEC SECURED FIN COR COM MOR PA TH CE S 1995 MCF-2
filed 1997-03-28
CIK 1010466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995


                       Commission file number 33-58522-07

                 TRUST CREATED BY PRUDENTIAL SECURITIES SECURED
                              FINANCING CORPORATION

                  (under a Pooling & Servicing Agreement dated
                   as of December 1, 1995, which Trust is the
                   issuer of Commercial Mortgage Pass-Through
                        Certificates, Series 1995-MCF-2)
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        New York                                                13-3672337
State or other jurisdiction                                (I.R.S. Employer of
incorporation or organization                              Identification No.)

                         LaSalle National Bank, Trustee
                      135 South LaSalle Street, Suite 1740
                               Chicago, Illinois
               Attention: Asset-Backed Securities Trust Services
                          PSSFC Series 1995-MCF-2 60603
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (800) 246-5761

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act: Not applicable.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996: Not applicable.

     Number of shares of common stock as of December 31, 1996: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1. BUSINESS.

     The Registrant issued Commercial Mortgage Pass-Through Certificates, Series 1995-MCF-2 (the "Securities") pursuant to a Pooling and Servicing Agreement dated as of December 1, 1995 (the "Cut-off Date") among Prudential Securities Secured Financing Corporation, as Depositor, Midland Loan Services, L.P., as Servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as Fiscal Agent of the Trustee. The assets of the Trust consist primarily of a pool of eighty-four fixed rate mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $216,767,403.58. The Mortgage Loans are secured by Multi-family and Commercial Properties(each, a "Mortgaged Property"). Security Holders receive Monthly Reports regarding distributions.

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

     (b) Holders. The approximate number of registered holders of all classes of Securities as of December 31, 1996 was 17.

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Security Holders is provided in the Monthly Reports to Security Holders for each month of the fiscal year in which a distribution to Security Holders was made.

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

     (c) Changes in control. Not Applicable. Because Security Holders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than with respect to certain required consents to amendments to the Pooling and Servicing Agreement and the ability of holders of specified amounts of the Securities to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling & Servicing Agreement, the information requested with respect to item 403(c) of Regulation S-K is inapplicable.

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

                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following is a list of documents filed as part of this report:

          EXHIBITS

 4.1 Pooling and Servicing Agreement dated as of December 1, 1995 (hereby incorporated herein by reference as exhibit to Depositor's current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1996).

99.1 Servicer's Annual Statement as to Compliance for the year ended December 31, 1996 and dated March 10, 1997.

99.2      Independent  Auditor's  Report  on  Compliance  with the
          Uniform Single Audit Program for Mortgage  Bankers dated
          February 19, 1997.
________________________________________________________________________________

     (b)  Reports on Form 8-K

          1) Form 8-K dated October 25, 1996, covering Items 5 and 7.

          2) Form 8-K dated November 25, 1996, covering Items 5 and 7.

          3) Form 8-K dated December 26, 1996, covering Items 5 and 7.

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

                          MIDLAND LOAN SERVICES, L.P., not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to Section 3.22 of the Pooling and Servicing Agreement dated as of December 1, 1995.

                          By:  Midland  Data  Systems,   Inc.,  its
                               General Partner



                               By:     /s/ Lawrence D. Ashley
                               Name:   Lawrence D. Ashley
                               Title:  Director of MBS Programs

Date:   March 28, 1997


                                  EXHIBIT INDEX

                                                                SEQUENTIAL
EXHIBIT             DOCUMENT                                    PAGE NUMBER

 4.1 Pooling and Servicing Agreement dated as of December 1, 1995 (hereby incorporated herein by reference as exhibit to Depositor's current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1996).

 99.1               Servicers Annual Statement as to Compliance       8
                    for the year ended December 31, 1996 and dated March 10, 1997.

  99.2              Independent Auditor's Report on Compliance       10
                    with the Uniform Single Audit Program for
                    Mortgage Bankers dated February 19, 1997.